Form 10-Q
period 2020-09-30
Pipergy Inc.
filed 2020-11-16
CIK 1803827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2020

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-26653

Pipergy Inc.

(Exact name of Registrant

in its charter)

Wyoming	84-4162136
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2096 Skull Creek Road, Four Corners, WY	82715
(Address of Principal Executive Offices)	(Zip Code)

Pipergy's Telephone Number, Including Area Code:	(307) 746-8673

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer[ ]Non-accelerated filer[  ]

Accelerated filer       [ ]Smaller reporting company☒

Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [x]

The number of outstanding shares of the registrant's common stock, November 16, 2020:  Common Stock – 32,452,000.

PIPERGY, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

PIPERGY INC.

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2020

ASSETS

CURRENT ASSETS:
Cash	$55
Prepaid Expenses	3,000
Total Current Assets	$3,055

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$10,191
Advances – Related Parties	11,602
Note Payable – Related Party	25,000
Accrued Interest	635
Total Current Liabilities	$47,428
STOCKHOLDERS’ DEFICIT:
Preferred Stock, $0.001 par value, 100,000,000 authorized 0 outstanding	-
Common Shares, $0.001 par value, 500,000,000 shares authorized; 32,452,000 shares issued and outstanding	32,452
Accumulated Deficit	(76,825)
Total Stockholders’ Deficit	(44,373)

Total Liabilities and Stockholders’ Deficit	$3,055

The accompanying notes are an integral part of these condensed financial statements.

PIPERGY INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2020	January 3, 2020 (inception) to September 30, 2020

Expenses:
Operating Expenses	$10,621	$76,190
Interest expense	635	635
Total Expenses	11,256	76,825
Loss Before Income Taxes	(11,256)	(76,825)

Income Tax Expense	-	-

NET LOSS	$(11,256)	$(76,825)

Loss per Common Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares (basic and diluted)	32,452,000	30,534,760

The accompanying notes are an integral part of these condensed financial statements.

PIPERGY INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three-month period and the period from January 3, 2020 through September 30, 2020 (Unaudited)

For the Three Months Ended September 30, 2020

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total Equity

Balance at June 30, 2020	-	$-	32,452,000	$32,452	$-	$-	$(65,569)	$(33,117)

Net Loss	-	-	-	-	-	-	11,256	11,256

Balance at September 30, 2020	-	$-	32,452,000	$32,452	$-	$-	$(76,825)	$(44,373)

From January 3, 2020 (Date of Inception) Through September 30, 2020

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total Equity

Balance at January 3, 2020	-	$-	-	$-	$-	$-	$-	$-

Stock issued for compensation			32,452,000	32,452				32,452

Net Loss	-	-	-	-	-	-	(76,825)	(76,825)

Balance at September 30, 2020	-	$-	32,452,000	$32,452	$-	$-	$(76,825)	$(44,373)

The accompanying notes are an integral part of these condensed financial statements.

PIPERGY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

January 3, 2020 (Date of Inception) to September 30, 2020

Cash Flows from Operating Activities:
Net Loss	$(76,825)
Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities:
Stock issued for compensation	32,452
Change in Operating Assets and Liabilities
A/P and Accrued Expenses	22,428
Prepaid Expenses	(3,000)
Net Cash Used by Operating Activities	(24,945)

Cash Flows from Investing Activities:	-

Cash Flows from Financing Activities:
Proceeds from Related Party Note Payable	25,000
Net Cash Provided by Financing Activities	25,000

Net Increase (Decrease) in Cash	$55
Cash at Beginning of Period	-
Cash at End of Period	$55

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	-
Income taxes	-

The accompanying notes are an integral part of these condensed financial statements.

PIPERGY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – PIPERGY Inc. (“the Company”) was organized under the laws of the State of Wyoming on January 3, 2020. The Company is in the oil and gas pipeline maintenance industry.  The Company was organized to provide a vehicle for participating in potentially profitable business ventures which may become available through the personal contacts of, and at the complete discretion of, the Company’s officers and directors. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Basis of Presentation - The accompanying unaudited, condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and the Securities and Exchange Commission ("SEC") rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed financial statements reflect all normal recurring adjustments necessary to present fairly the Company's condensed financial position as of September 30, 2020 and the condensed results of operations and cash flows for the periods presented. The condensed results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited, condensed financial statements and notes thereto should be read in conjunction with the audited financial statements for the period from January 3, 2020 through June 30, 2020 included in the Company's Form S-1, which was declared effective on September 23, 2020.

Loss Per Share – The Company computes loss per share in accordance with ASC Topic No. 260, Earnings Per Share, which requires the Company to present basic and dilutive loss per share when the effect is dilutive. At September 30, 2020, the computed loss per basic/diluted share was $(0.00).

Accounting Estimates – The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has not yet established profitable operations and has incurred losses since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds not provided by operations through loans or through sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Compensation – For the period from inception to September 30, 2020, the Company did not pay any cash compensation to its officers and directors.  For the period from inception to September 30, 2020, the Company issued common shares as follows: 10,000,000 shares to Thomas J. Mohnen (CEO); 10,180,000 shares to J. Paul Geeding, Jr. (COO), 10,000,000 shares to Alan R. Josselyn (President); and 2,272,000 shares to Leonard M. Stillman Jr. (CFO). The common shares were issued as compensation for services rendered in forming the company, providing specialized expertise, and time and materials provided. The common shares were valued at the common stock par value of $0.001 for a total value of $32,452.

Office Space – The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Tom Mohnen, the CEO of the company, paid $102 for the incorporation and J. Paul Geeding, the COO of the company, provided $1,000 for the initial deposit to open the bank account. J. Paul Geeding paid the accounts payable of $7,500 to J. M. Walker & Associates out of his private funds. Tom Mohnen sold personal non-registered stock for $25,000 and loaned the proceeds to the company. There is a formal note with 9% interest due on June 20, 2021. Accrued interest at September 30, 2020 was $635.  J. Paul Geeding paid the prepaid expenses of $3,000 to J. M. Walker & Associates out of his private funds.

NOTE 4 – CAPITAL STOCK

Preferred Stock – The Company currently has 100,000,000 shares of preferred stock authorized with a par value of $0.001 per share. At September 30, 2020, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 500,000,000 shares of common stock authorized with a par value of $0.001 par value. At September 30, 2020, the Company had 32,452,000 shares of common stock issued and outstanding. Shares issued were as follows: 9,311,667 shares to Thomas J. Mohnen (CEO); 9,520,667 shares to J. Paul Geeding, Jr. (COO), 9,340,666 shares to Alan R. Josselyn (President); and 4,000,000 shares to Leonard M. Stillman Jr. (CFO). Shares were issued as compensation for services rendered in forming the company, providing specialized expertise, and time and materials provided. Shares were valued at the common stock par value of $0.001 for a total value of $32,452. The remaining 279,000 shares have been sold privately.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no events to disclose.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; development of our services; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our services; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Recent Events

COVID-19 Pandemic

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. Governments have imposed laws requiring social distancing, travel bans and quarantine, and these laws may limit access to the Company’s facilities, management, support staff and professional advisors. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but the Company’s overall ability to react timely to mitigate the impact of this event. Also, it has affected the Company’s efforts to comply with filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business, customers, and stockholders may experience a significant negative impact. Currently, the COVID-19 pandemic has limited our ability to move forward with our operations and has negatively affected our ability to timely comply with our ongoing filing obligations with the Securities and Exchange Commission.

Trends and Uncertainties

The Company currently has no revenues or operations and is currently developing our business plan. Our ability to create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/ or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The Company is in the development stage and has not yet begun significant operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The planned operations of the Company are dependent upon its ability to raise capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining financing, from which the proceeds will be primarily used to execute its new operating plans. The Company plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business.  However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from operations. There are no significant elements of income or loss that do not arise from our operations.

Liquidity and Capital Resources

As of September 30, 2020, the Company has an accumulated deficit of $(76,825) and a working capital deficit of $(44,373).  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended September 30, 2020, the Company recorded a net loss of $(11,256).  We recorded a change in operating assets and liabilities, accounts payable and accrued expenses of $8,826. We had prepaid expenses of $(3,000). As a result, we had net cash used in operating activities of $(5,430) for the period.

For the period from January 3, 2020 (date of inception) through September 30, 2020, the Company recorded a net loss of $(76,825).  We issued our common shares in lieu of cash compensation to our officers and directors valued at $32,452. We recorded a change in operating assets and liabilities, accounts payable and accrued expenses of $22,428. We had prepaid expenses of $(3,000). As a result, we had net cash used in operating activities of $(24,945) for the period.

For the three months ended September 30, 2020 and for the period from January 3, 2020 (date of inception) through September 30, 2020, we did not pursue any investing activities.

For the three months ended September 30, 2020, we did not pursue any financing activities.

For the period from January 3, 2020 (date of inception) through September 30, 2020, the Company received proceeds from a related party note payable of $25,000.  As a result, we had net cash provided by financing activities of $25,000 for the period.

The Company is currently in the developmental stage and is seeking financing to advance its business plans.  However, management cannot give assurances that the Company will be successful even if the Company raises sufficient funds.  Should the Company not be successful in its business plan or be unable to obtain sufficient financing, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the period from January 3, 2020 (inception) to June 30, 2020 have included a “going concern” modification in their auditors’ report.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

Results of Operations for the three months ended September 30, 2020 and for the period from January 3, 2020 (Inception) to September 30, 2020

We have not yet begun to generate revenues.  For the three months ended September 30, 2020, we had operating expenses of $11,256, resulting in a net loss of $(11,256) for the period.  These expenses consist of general and administrative expenses of $11,256.

We have not yet begun to generate revenues.  For the period from January 3, 2020 through September 30, 2020, we had operating expenses of $76,190 and interest expense of $635, resulting in a net loss of $(76,825) for the period.  These expenses consisted of legal fees of $20,000, stock compensation of $32,452, and general and administrative expenses of $23,738.

Contractual Obligations

None

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.  Based on the existence of the material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 to provide such reasonable assurances.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud.  Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.  Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any.  The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan for Material Weaknesses

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we maintain adequate segregation of duties and have controls in place to ensure proper disclosures are in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Control over Financial Reporting

For the period from January 3, 2020 through September 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2020

Pipergy, Inc.

By:/s/Thomas Mohnen

Thomas Mohnen

Principal Executive Officer

/s/Leonard Stillman Jr.

Leonard Stillman Jr.

Principal Financial Officer