Form 10-K
period 2020-12-31
Pipergy Inc.
filed 2021-04-15
CIK 1803827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number:     333-240364

PIPERGY, INC.

(Exact name of Company in its charter)

Wyoming	84-4162136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2096 Skull Creek Road

Four Corners, WY 82715

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (307) 746-8673

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months

(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x]  No[ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant at June 30, 2020 was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2021 was 32,452,000 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Pipergy, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

ITEM 1.   BUSINESS

The Company is a Wyoming corporation incorporated on January 3, 2020 under the name “Pipergy, Inc.”.

The Company specializes in the maintenance of oil and gas pipelines as well as in fabrication.  These services are critical to the remediation of the continuing decay of existing pipelines as well as to the necessary upgrades due to improvements in pipeline technology and increasing governmental regulations. We will offer many types of services for the pipeline industry including, but not limited to:

•

Pipeline Welding & Fabrication - The Company has the capability of both welding in the field and creating custom work in our fabrication shops.

•

Scheduling/Project Estimating/Project Management - The Company will employ technologies and compliance personnel to ensure management communication, such as communications from field to corporate offices, from the start of the bidding process to the completion of each job.

•

Lay Out Work

Station/Terminal Work - The Company can install, repair, or replace any piping, including valves and other appurtenances in order to complete a client’s critical down time schedule.

•

OQ Instructor

•

Heavy Equipment Operator

•

HDD/Boring

•

Maintenance/Rehab - Management has experience with Line-A-Log repair, which is also known as an anomaly dig.  We are capable of sandblasting the pipeline, re-coating, sleeve installation, and pipeline replacement.

•

Hydro-Testing

Due to the variety of services we offer and the potential project sizes, from small to large, compounded by the variety in required crew sizes and equipment demands of each project, we will need to carefully monitor the following activities, as well as regulate the demands on personnel and capital.

•

Bid preparation:   Requires experienced personnel to maintain accuracy in the bidding process as well as reliance upon data gathered from all aspects of project management

•

Getting Proper Materials and Equipment when needed:   An early and critical part of project management obtaining the proper materials and equipment to the job site in a timely manner.

•

Tech:   Gathering of job-related data from all critical sources and getting the data delivered to all interested parties.  In addition, we need to properly analyze and archive the data so that all activities can be improved.  Finally, the data will be critical to any conflict resolutions.

•

Branding, website:   Preparation and maintenance of marketing materials and website that will work together to help us stand apart from the competition

•

Coordination of employees/contractors:   Proper communications and coordination to ensure there are always the right people assigned to each and every project

•

Cost Management:   Cost analysis and planning as market share is increased

•

Project Management:   Covering changing needs and conditions of each project.

Pipeline Maintenance Overview

Due to the growing needs in the industry to meet ever-increasing oversight and controls, the Company is built around these areas:

•

Supervisors and skilled laborers

•

Equipment and tools

•

Materials

•

Administration, insurance, permits, payroll and bookkeeping, marketing, bids and contracts

•

Contract Compliance

•

Regulatory compliance: federal, state, local and corporate

•

Communications compliance (audio video and text)

•

Communications storage and retrieval

•

Inspections compliance with peer review

•

Complex forecasting, planning, budgeting, controls

•

Proper capitalization (bank and investor relations)

•

Internal and external reviews

•

CEO and investor dashboard and monthly Business MRI (a financial analysis service offered through Business Plan Tools, LLC).

Revenue Streams

The Company will earn revenues from the following revenue streams:

Contract Bid Work – This is the usual type of work we will pursue

Time and Material Work - This type of work, when available, is bid work as it is easier to control the related expenses

Fabrication Work - Often part of the entire bid project but may be a stand-alone contract

Change Orders - particular attention will be paid to change orders and how they affect costs and revenue

Additional Work – Miscellaneous related projects in conjunction with our contract work and change orders

Inventory

The Company will not hold any inventory but will order parts on an as needed basis.  There are several suppliers to choose from to obtain the most competitive prices for said parts.

Market

The United States has the largest network of energy pipelines in the world, with more than 2.7 million miles of pipe.  There are approximately 72,000 miles of crude oil pipes in the United States that connect regional markets.  The Company provides services for the maintenance and operation of these pipelines.  According to BHE Pipeline Group of Berkshire Hathaway Energy Co.’s 2019 SEC filings, one of the largest pipeline companies, spent $88 million for pipeline maintenance for the year.  This group owns 16,300 miles of pipeline, resulting in an average maintenance cost of $5,400 per mile per year regardless of the age of the pipeline mile.  Based on these numbers, management estimates that the market size for 2020 is close to $15,000,000,000 in the United States.

Distribution Methods of Services

The Company provides on-site services by moving the necessary equipment and personnel to the job site and performing the contracted work.  We operate as the primary contractor on-site and work closely with environmental and client inspectors.  We bid our work on a client-by-client and job-by-job basis.

Status of Service

Before we can begin generating revenue, we need to acquire the necessary equipment and personnel, re-establish relationships with customers and vendors, and bid on and win contracts.

While the development of the Company’s infrastructure is anticipated to take ten months, this process can overlap, to a great degree, with the processes leading to offering our services and generating revenue. We expect management’s expertise and the prior relationships they have developed will accelerate the process of creating and winning bids for sizeable projects.  Management has existing relationships with pipeline companies in 14 western states. We will begin seeking new business in early 1st quarter 2021 by aggressively commencing the bidding and engineering process on the most potentially profitable projects. Work on any awarded projects would likely commence in the 2nd quarter of 2021.

Competitive Business Conditions

We rely on suppliers for parts and equipment.  There are no availability or relationship issues between us and our suppliers.  We have a large list of clients, both nationally and internationally, and our revenue is only dependent upon our ability to win bids for contracts.  We will need to establish master service agreements with some customers and we may need trade licenses to operate in some states.

We may need environmental approvals for some projects, as we are subject to OSHA, DOT, 49 CFR Parts 192 and 195 regulations.  Any costs needed for complying with environmental laws are accounted for in our bids and vary depending on the project.

Our major competitors will be West Con, Midwest Underground, Bolin Enterprise, Todd Creason Construction, Mas Tec, Strike, and Intercon.  As we expand into other regions, additional key competitors may be identified.

Number of Employees

The Company currently has four full-time employees.  We currently have people ready to fill positions as soon as they are needed in both office staff and work force roles.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has not had a need to rent office space. Thomas Mohnen, an officer/director/principal shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions, or operating results.

We are not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  There is no public trading market for the common stock.  No assurance can be given that a market for our common stock can be developed.

b)  Holders.  At April 15, 2021, there were approximately six shareholders of record of our common stock.

c)  Dividends.  As of the date of this annual report, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

d)  Securities authorized for issuance under equity compensation plans.  None.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Since inception, the Company has issued 32,452,000 unregistered common shares for services at $.001 per common share to its officers and directors for services pursuant to an exemption under Section 4(a)(2) of the Securities Act.

     Item 5(b) Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.  We have not repurchased any of our common shares since inception.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; development of our services; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our services; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company has an accumulated deficit of $(161,141) and a working capital deficit of $(128,689).  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the period from January 3, 2020 (date of inception) through December 31, 2020, the Company recorded a net loss of $(161,141).  We issued our common shares in lieu of cash compensation to our officers and directors valued at $32,452. We recorded a change in operating assets and liabilities, accounts payable and accrued expenses of $104,535. We had prepaid expenses of $(154). As a result, we had net cash used in operating activities of $(24,308) for the period.

For the period from January 3, 2020 (date of inception) through December 31, 2020, the Company did not pursue any investing activities.

For the period from January 3, 2020 (date of inception) through December 31, 2020, the Company received proceeds from a related party note payable of $25,000.  As a result, we had net cash provided by financing activities of $25,000 for the period.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the period from January 3, 2020 (inception) to December 31, 2020 have included a “going concern” modification in their auditors’ report.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

Results of Operations for the period from January 3, 2020 (Inception) to December 31, 2020

We have not yet begun to generate revenues.  For the period from January 3, 2020 through December 31, 2020, we had operating expenses of $159,939 and interest expense of $1,202, resulting in a net loss of $(161,141) for the period.  These expenses consisted of legal fees of $20,000, stock compensation of $32,452, and general and administrative expenses of $107,487.

Contractual Obligations

None

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Plan of Operations

In order to commence operations, we will need to

Milestone	Timeline	Estimated Cost
Corporate development	1-3 months	$75,000-$150,000
Sale of public offering common shares	4-9 months	$345,000-$900,000
Develop infrastructure	10 months	$30,000 to $45,000
Acquire/lease equipment sufficient to commence operations	10-11 months	$1,356,000 -$3,800,000

While the development of the Company’s infrastructure is anticipated to take ten months, this process can overlap, to a great degree, with the processes leading to offering our services and generating revenue. We expect management’s expertise and the prior relationships they have developed will accelerate the process of creating and winning bids for sizeable projects.  Management has existing relationships with pipeline companies in 14 western states. We will begin seeking new business in the 3rd quarter of 2021 by aggressively commencing the bidding and engineering process on the most potentially profitable projects. Work on any awarded projects would likely commence in the 4th quarter of 2021.

Our current cash balance is not sufficient to fund our current operations. We will need to obtain additional advances from our officers and directors and debt financing to raise much needed cash, which will be supplemented by our efforts to raise cash through the issuance of equity securities in our recent public offering. We estimate that we will need to raise a minimum of $1,806,000 in order to commence our operations in the next twelve months.

In the event we are not successful in selling all of the securities in our recent public offering to raise $25,000,000, we would give priority to allocating capital to the purchase of equipment and hardware and launching marketing and sales initiatives to develop sales in the industries we are currently working in. Any remaining capital would be used to fund our working capital needs.

In the event we are not successful in selling all of the securities in our recent public offering to raise at least $1,806,000, we would utilize any available funds raised the following order of priority:

•

for general and administrative expenses, including legal and accounting fees and administrative support expenses incurred in connection with our reporting obligations with the SEC.

•

For marketing our services; and

•

For the purchase/lease of equipment and hardware.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pipergy Inc.

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

11

Balance Sheet at December 31, 2020 (Audited)

12

Statement of Operations for the Period from January 3, 2020 (Inception)

   To December 31, 2020 (Audited)

13

Statement of Stockholders’ Deficit for the Period from January 3, 2020

   (Inception) to December 31, 2020 (Audited)

14

Statement of Cash Flows for the Period from January 3, 2020 (Inception)

   To December 31, 2020 (Audited)

15

Notes to Financial Statements (Audited)

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pipergy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pipergy, Inc. (the Company) as of December 31, 2020 and the related statement of operations, stockholders’ equity, and cash flows for the period from January 3, 2020 (date of inception) through December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from January 3, 2020 (date of inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred net losses and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

April 15, 2021

We have served as the Company’s auditor since 2020.

PIPERGY INC.

BALANCE SHEET

December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$ 692
Prepaid Expenses	154
Total Current Assets	$ 846

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$ 36,648
Advances - Related Parties	23,152
Accrued Expenses	43,533
Notes Payable – Related Party	25,000
Accrued Interest	1,202
Total Current Liabilities	$ 129,535

STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-
Common Shares, $0.001 par value, 500,000,000 shares authorized, 32,452,000 shares issued and outstanding	32,452
Accumulated Deficit	(161,141)
Total Stockholders' Deficit	(128,689)
Total Liabilities and Stockholders' Deficit	$ 846

The accompanying notes are an integral part of these financial statements.

PIPERGY INC.

STATEMENT OF OPERATIONS

January 3, 2020 (Date of Inception) Through December 31, 2020
Expenses:
Operating Expenses	$ 159,939
Interest Expense	1,202
Total Expenses	161,141

Loss Before Income Taxes	(161,141)
Income Tax Expense	-

NET LOSS	$ (161,141)

Loss per Common Share
Basic and Diluted	$ (0.01)
Weighted Average Number of Shares (basic and diluted)	31,020,672

The accompanying notes are an integral part of these financial statements.

PIPERGY INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

January 3, 2020 (Date of Inception) through December 31, 2020

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Subscription Receivable	Accumulated Deficit	Total Equity
Balance at January 3, 2020	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Stock issued for compensation	-	-	32,452,000	32,452	-	-	-	32,452
Net Loss	-	-	-	-	-	-	(161,141)	(161,141)

Balance at December 31, 2020	-	$ -	32,452,000	$ 32,452	$ -	$ -	$(161,141)	$(128,689)

The accompanying notes are an integral part of these financial statements.

PIPERGY INC.

STATEMENT OF CASH FLOWS

January 3, 2020 (Date of Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net Loss	$ (161,141)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Stock based compensation	32,452
Change in Operating Assets and Liabilities: A/P and Accrued Expenses	104,535
Prepaid Expenses	(154)
Net Cash Used by Operating Activities	(24,308)

Cash Flows from Investing Activities:	-

Cash Flows from Financing Activities:
Proceeds from Related Party Note Payable	25,000
Net Cash Provided by Financing Activities	25,000
Net Increase (Decrease) in Cash	692
Cash at Beginning of Period	-
Cash at End of Period	$ 692

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -
Income taxes	$ -

The accompanying notes are an integral part of these financial statements.

PIPERGY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”.

The Company has no tax positions at December 31, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2020, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2020.

Loss Per Share – The Company computes loss per share in accordance with ASC Topic No. 260, Earnings Per Share, which requires the Company to present basic and dilutive loss per share when the effect is dilutive.  At December 31, 2020, the computed loss per basic/diluted share was $(0.01),

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Compensation – For the period from inception to December 31, 2020, the Company did not pay any cash compensation to its officers and directors.  For the period from inception to December 31, 2020, the Company issued common shares as follows: 10,000,000 shares to Thomas J. Mohnen (CEO); 10,180,000 shares to J. Paul Geeding, Jr. (COO), 10,000,000 shares to Alan R. Josselyn (President); and 2,272,000 shares to Leonard M. Stillman Jr. (CFO).

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

For the period from January 3, 2020 (inception) to December 31, 2020, Tom Mohnen sold personal non-registered stock for $25,000 and loaned the proceeds to the Company.  There is a formal note with 9% interest due on June 20, 2021. Additionally, Mr. Mohnen advanced $4,602, Paul Geeding advanced $15,450 and Len Stillman advanced $3,100 to the Company for expenses related to incorporation costs and professional services.  There is no written agreement relating to the advances and they are without interest and payable upon demand.

NOTE 4 – CAPITAL STOCK

Preferred Stock – The Company currently has 100,000,000 shares of preferred stock authorized with a par value of $.001 per share. At January 16, 2020, the Company had no shares of preferred stock issued and outstanding.

Common Stock – The Company currently has 500,000,000 shares of common stock authorized with a par value of $.001 par value. At December 31, 2020, the Company had 32,452,000 shares of common stock issued and outstanding. Shares issued were as follows: 10,000,000 shares to Thomas J. Mohnen (CEO); 10,180,000 shares to J. Paul Geeding, Jr. (COO), 10,000,000 shares to Alan R. Josselyn (President); and 2,272,000 shares to Leonard M. Stillman Jr. (CFO). Shares were issued as compensation for services rendered in forming the company, providing specialized expertise, and time and materials provided. Shares were valued at the common stock par value of $0.001 for a total value of $32,452.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Tax Cut and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. The company used 21% as an effective rate.

Deferred tax assets are comprised of the following:

2020
Deferred tax assets:
NOL carryover	$1,600
Valuation allowance	(1,600)
Net deferred tax asset	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the year ended December 31, 2020 is as follows:

2020
Book Loss	$(33,800)
Stock Compensation	6,815
Valuation allowance	26,985
Provision for Income Taxes	$-

At December 31, 2020, the Company had net operating loss carryforwards of approximately $8,000 that may be offset against future taxable income from the year 2021 through 2040. No tax benefit has been reported in the December 31, 2020 financial statement since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

Effective on April 15, 2021, Leonard M. Stillman Jr. resigned as Chief Financial Officer.  Thomas Mohnen shall act as Interim Chief Financial Officer until the appointment of a new Chief Financial Officer.

During the 1st quarter of 2021, the Company had $17,385 in related party advances.

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no additional events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting as follows.

•

The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•

Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Upon receiving adequate financing, the Company plans to increase its controls in these areas by hiring more employees in financial reporting and establishing an audit committee.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons listed below have been retained to provide services as director until the qualification and election of his successor.  All holders of common stock will have the right to vote for directors.

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company.  A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.

The names and ages of our directors and certain executive officers, and their positions with us, are as follows:

Name	Position	Term(s) of Office
Thomas Mohnen	Chief Executive Officer	January 17, 2020 to present
	Director	January 17, 2020 to present

J. Paul Geeding Jr.	Chief Operations Officer	January 17, 2020 to present
	Chairman of the Board	January 17, 2020 to present

Alan Josselyn	President	January 17, 2020 to present
	Director	January 17, 2020 to present

Leonard Stillman Jr.	Chief Financial Officer	January 17, 2020 to present
	Director	January 17, 2020 to present

Mark Braun	Director	May 15, 2020 to present

Resumes

Thomas Mohnen

Mr. Mohnen, age 65, has been the Chief Executive Officer and director of the Company since January 17, 2020.  Mr. Mohnen was the business development manager of A One Pipeline Services, LLC from November 2018 through present.  He was a sales executive of Newcastle Motors from November 2016 through November 2018.  He was the operating manager of Rattlesnake Ridge Ranch from May 2013 through present.

Mr. Mohnen studied Ag-Banking at Pipestone Area Vocational Technical Institute from August 1984 through June 1985.

J. Paul Geeding Jr.

Mr. Geeding, age 59, has been the Chief Operations Officer and director of the Company since January 17, 2020.  Since April 1997, Mr. Geeding has been a director of T.B.C.B. Investments, Inc.  Mr. Geeding has been the CEO of A One Pipeline Services from April 2012 through present day.

Alan Josselyn

Mr. Josselyn, age 58, has been the President and director of the Company since January 17, 2020.  From May 2019 to November 2019, Mr. Josselyn worked as a consultant for A One Pipeline Inc., providing services in in-field contract compliance and re-organization.  He worked in industrial welding while attending Mountainland Technical College from July 2017 to December 2018.  From April 2016 through February 2017, Mr. Josselyn operated tractor trailer trucks in pursuit of his CDL.  From January 2015 through January 2016, Mr. Josselyn worked as a seasonal resort cook for a variety of resorts and restaurants in Park City.

Mr. Josselyn received his Bachelor of Career Arts from Dallas Baptist University in 1987.  Mr. Josselyn worked for Shearson Lehman Brothers and attended their Institutional Investment Banking Corporate Institute. He also attended Advocates Business Consultants’ Mergers and Acquisitions Corporate Institute. From July 2017 through January 2019, Mr. Josselyn attended Mountainland Technical College and earned certificates in welding technology and pipe fitting technology.

Leonard Stillman Jr.

Mr. Stillman, age 77, has been the Chief Financial Officer and director of the Company since January 17, 2020.  Mr.. Stillman resigned his positions effective April 15, 2021 to pursue other business opportunities.  Since April 2004, Mr. Stillman has been the owner of Business Plan Tools, LLC.  Mr. Stillman has been a director of Freedom Holding Corporation since April 2018.  Mr. Stillman was a director of BMB Munai, Inc. from October 2006 to November 2015.

Mr. Stillman earned his Bachelor of Science degree in mathematics from Brigham Young University in 1967 and his Masters of Business Administration from the University of Utah in 1984.

Mark Braun

Mr. Braun, age 50, has been a director of the Company since May 15, 2020.  Mr. Braun has been the owner of Newcastle Motors since January 2005, the owner of Culver’s of Spearfish since May 2009, and the owner of I-90 Self Storage since May 2019.

Mr. Braun attended Black Hills State University from 1988 through 1991.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Code of Ethics Policy

Prior to the termination of this offering, ae intend to adopt a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Wyoming, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company.

The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to officers and board of directors since inception. The table sets forth this information for salary, bonus, and certain other compensation to the board of directors and named executive officers since inception and includes all board of directors and officers from inception (January 3, 2020) to December 31, 2020.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation(1) ($) (i)	Total ($) (j)
Thomas Mohnen Director	2020	-	-	-	-	-	-	10,000	10,000

Paul Geeding Jr. Chairman of the Board	2020	-	-	-	-	-	-	10,180	10,180

Alan Josselyn Director	2020	-	-	-	-	-	-	10,000	10,000

Leonard Stillman Jr. Director	2020	-	-	-	-	-	-	2,272	2,272

Mark Braun Director	2020	-	-	-	-	-	-	-	-

(1)An aggregate of 32,452,000 common shares were issued to the above officers and directors for services valued at $.001 per common share. No cash compensation, deferred compensation, pension benefits or long-term incentive plan awards were issued or granted to our management during the period from inception to December 31, 2020. Further, no member of management has been granted any option or stock appreciation rights, accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

There are currently no equity awards outstanding.

Employment Agreements

On December 1, 2020, the Company entered into employment agreements with Messrs. Mohnen, Stillman, Geeding, and Josselyn.  The terms of these agreements are as follows:

Each of the aforenamed executives have a term of office of seven years unless terminated prior to that time, and these agreements shall be automatically extended upon the same terms and conditions for successive one-year periods unless written notice is provided by the executive.  The executives are entitled to a base annual salary of $150,000 which may be increased each successive year of employment at the discretion of the Board.  Each executive is eligible to receive an annual performance bonus at the discretion of the Board.  The salary can be renegotiated once the Company starts generating revenues.

The Company will provide each executive a life insurance policy (with coverage not to exceed $100,000 death benefit) and group health, dental, vision and disability insurance plans for the coverage of medical expenses for the executive.  In addition, each executive shall receive twelve weeks of paid vacation, with the limitation that they shall not take more than four consecutive weeks of vacation without consent of the CEO and provided that reasonable efforts are taken to consider seasonal peaks.  Any unused time can be paid out or rolled over to the following year.  The Company will reimburse reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred in the course of performing their duties.  The Company will provide each executive with a $2,000 per month automobile allowance and a $2,000 per month housing allowance (which can be increased to a total of $5,000 in the event that the Company requests the executive to live away from home).

Should the executive’s term of employment expire or should the executive be terminated for cause, the executive shall be entitled to receive any accrued but unpaid base salary and accrued by unused vacation time, any earned but unpaid annual bonus with respect to any completed fiscal year immediately preceding the termination date, reimbursement for unreimbursed business expenses properly incurred by the executive, and any employee benefits the executive may be entitled to as of the termination date.

Should the executive be terminated without cause, the Company shall pay the aforementioned accrued amounts, and a lump sum payment depending on how long the executive has been with the Company.  If the termination occurs before the two-year anniversary of the employment agreement, the Company shall pay a lump sum of $2,000,000.  If the termination occurs between the two-year anniversary and the four-year anniversary of the employment agreement, the Company shall pay a lump sum of $1,600,000.  If the termination occurs after the four-year anniversary of the employment agreement, the Company shall pay a lump sum of $1,200,000.

In the event that the executive is terminated without cause, the executive will have a one-time right to require that the Company purchase all shares of the Company’s stock held by the executive.  The executive must provide written notice of exercise within three months of such termination.  In the event that the executive is terminated for any reason other than termination without cause, the Company will have a one-time right to require that the executive sell all of the Company’s stock held by the executive.  The Company must provide written notice of exercise within three months of such termination.  The parties will negotiate in good faith to agree on a purchase price.  If they are unable to agree, the purchase price will be based on the Company valuation used in the most recent sale of Company stock if it occurred within the last six months.  If no such sale has occurred, the purchase price will instead be referred to an independent third-party valuation expert mutually agreed upon by all parties and the fair market value of the stock as determined by such expert shall be the purchase price.

In the event that an executive proposes to make any assignment, sale, disposition, or transfer of Company stock held by the executive to a third party in amounts greater than 5% of the currently issued and outstanding stock, the executive shall first deliver a written notice to the Company setting forth the material terms and conditions, including price and form of consideration and the identity of the proposed transferee.  Following the Company’s receipt of such notice, the Company shall, for a period of fourteen days thereafter, have the right, but not the obligation, to purchase all of the stock subject to such proposed transfer on the same terms and conditions specified in the executive’s notice.  The Company must provide written notice of its intent to exercise this right of first refusal within the same fourteen day period.  The executive is annually entitled to transfer up to five percent of the aggregate issued and outstanding stock of the Company owned by the executive without triggering this right of first refusal or without first getting Board approval.

Significant Employees

We have no significant employees who are not executive officers or directors.

Family Relationships

No officer or director of the Company has a family relationship with any other member of the Company.

Directorships

None

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The table below sets forth the beneficial ownership of our common stock, as of April 15, 2021, by:

•

All of our current directors and executive officers, individually; and

•

All persons who beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 32,452,000 common shares outstanding as of April 15, 2021.  The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of the following persons listed below is c/o Pipergy, Inc., 2096 Skull Creek Road, Four Corners, WY 82715.

The following table sets forth, as of April 15, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name	Amount Owned	Percentage owned
Thomas Mohnen	9,971,000	30.73%
J. Paul Geeding Jr.	10,180,000	31.37%
Alan Josselyn	10,000,000	30.81%
Leonard Stillman Jr.	2,272,000	7.00%
Mark Braun	0	0.00%
All Officers and Directors as a Group (five persons)	32,423,000	99.91%

(1)Based upon 32,452,000 outstanding common shares as of April 15, 2021.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Office Space

The Company has not had a need to rent office space. Thomas Mohnen, an officer/director/principal shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Advances

For the period from January 3, 2020 (inception) to December 31, 2020, Tom Mohnen sold personal non-registered stock for $25,000 and loaned the proceeds to the Company.  There is a formal note with 9% interest due on June 20, 2021. Additionally, Mr. Mohnen advanced $4,602, Paul Geeding advanced $15,450 and Len Stillman advanced $3,100 to the Company for expenses related to incorporation costs and professional services.  There is no written agreement relating to the advances and they are without interest and payable upon demand.

Promoters and Certain Control Persons

There have been no transactions since inception, or any currently proposed transaction in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Director Independence

There is no market for our securities.  Our common stock is presently not traded on any public market or securities exchange, and we have not applied for listing or quotation on any public market.  We intend to apply to be registered on the OTCQB Marketplace operated by the OTC Markets Group, Inc, which does not impose specific standards relating to director independence or the makeup of committees with independent directors or provide definitions of independence. In accordance with the rules of the SEC, we determine the independence of our directors by reference to the rules of The Nasdaq Stock Market. In accordance with such rules, the Board has determined that Mark Braun is an independent director. There were no transactions, relationships or arrangements not disclosed under the caption “Certain Relationships and Related Transactions” of this report that were considered by the Board of Directors under the applicable independence definitions in determining that there are no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the period from January 3, 2020 (date of inception) to December 31, 2020 for professional services rendered by Haynie & Company for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period from January 3, 2020 (date of inception) to December 31, 2020 was $16,506.

Tax Fees

We incurred aggregate tax fees and expenses from Haynie & Company during the January 3, 2020 (date of inception) to December 31, 2020 for professional services rendered for tax compliance, tax advice, and tax planning of $0.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2020 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheet at December 31, 2020

Statement of Operations for the Period from January 3, 2020 (Inception)

   To December 31, 2020

Statement of Stockholders’ Deficit for the Period from January 3, 2020

   (Inception) to December 31, 2020

Statement of Cash Flows for the Period from January 3, 2020 (Inception)

   To December 31, 2020

Notes to Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

3.1

Articles of Incorporation dated January 3, 2020 incorporated by reference to Form S-1, file #333-240364

3.2

Bylaws incorporated by reference to Form S-1, file #333-240364 filed on August 4, 2020

10.1

Promissory Note by and between Company and Thomas Mohnen dated June 19, 2020 incorporated by reference to Form S-1/A, file #333-240364 filed on September 4, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pipergy, Inc.

/s/ Thomas Mohnen

By: Thohmem

Chief Executive Officer, Director

Date:  April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Thomas Mohnen

April 15, 2021

Thomas Mohnen

Chief Executive Officer, Director

/s/ J. Paul Geeding Jr.

April 15, 2021

J. Paul Geeding Jr.

Chief Operations Officer, Chairman of the Board

/s/ Alan Josselyn

April 15, 2021

Alan Josselyn

President, Director

/s/ Leonard Stillman, Jr.

April 15, 2021

Leonard Stillman, Jr.

Chief Financial Officer/Controller,

Director

/s/ Mark Braun

April 15, 2021

Mark Braun

Director