Form 10-K/A
period 2020-12-31
Pipergy Inc.
filed 2021-04-16
CIK 1803827

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number:     333-240364

Pipergy Inc.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company ☒

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the registrant’s quarterly report on Form 10-K for the period from January 3, 2020 (date of inception) to December 31, 2020 is to furnish revised Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-K.

Pipergy, Inc.

Form 10-K/A

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

The Company specializes in the maintenance of oil and gas pipelines as well as in fabrication.  These services are critical to the remediation of the continuing decay of existing pipelines as well as to the necessary upgrades due to improvements in pipeline technology and increasing governmental regulations. We will offer many types of services for the pipeline industry including, but not limited to:

•Pipeline Welding & Fabrication - The Company has the capability of both welding in the field and creating custom work in our fabrication shops.

•Scheduling/Project Estimating/Project Management - The Company will employ technologies and compliance personnel to ensure management communication, such as communications from field to corporate offices, from the start of the bidding process to the completion of each job.

•Lay Out Work

Station/Terminal Work - The Company can install, repair, or replace any piping, including valves and other appurtenances in order to complete a client’s critical down time schedule.

•OQ Instructor

•Heavy Equipment Operator

•HDD/Boring

•Maintenance/Rehab - Management has experience with Line-A-Log repair, which is also known as an anomaly dig.  We are capable of sandblasting the pipeline, re-coating, sleeve installation, and pipeline replacement.

•Hydro-Testing

Due to the variety of services we offer and the potential project sizes, from small to large, compounded by the variety in required crew sizes and equipment demands of each project, we will need to carefully monitor the following activities, as well as regulate the demands on personnel and capital.

•Bid preparation:   Requires experienced personnel to maintain accuracy in the bidding process as well as reliance upon data gathered from all aspects of project management

•Getting Proper Materials and Equipment when needed:   An early and critical part of project management obtaining the proper materials and equipment to the job site in a timely manner.

•Tech:   Gathering of job-related data from all critical sources and getting the data delivered to all interested parties.  In addition, we need to properly analyze and archive the data so that all activities can be improved.  Finally, the data will be critical to any conflict resolutions.

•Branding, website:   Preparation and maintenance of marketing materials and website that will work together to help us stand apart from the competition

•Coordination of employees/contractors:   Proper communications and coordination to ensure there are always the right people assigned to each and every project

•Cost Management:   Cost analysis and planning as market share is increased

•Project Management:   Covering changing needs and conditions of each project.

Pipeline Maintenance Overview

Due to the growing needs in the industry to meet ever-increasing oversight and controls, the Company is built around these areas:

•Supervisors and skilled laborers

•Equipment and tools

•Materials

•Administration, insurance, permits, payroll and bookkeeping, marketing, bids and contracts

•Contract Compliance

•Regulatory compliance: federal, state, local and corporate

•Communications compliance (audio video and text)

•Communications storage and retrieval

•Inspections compliance with peer review

•Complex forecasting, planning, budgeting, controls

•Proper capitalization (bank and investor relations)

•Internal and external reviews

•CEO and investor dashboard and monthly Business MRI (a financial analysis service offered through Business Plan Tools, LLC).

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

In the event we are not successful in selling all of the securities in our recent public offering to raise at least $1,806,000, we would utilize any available funds raised the following order of priority:

•for general and administrative expenses, including legal and accounting fees and administrative support expenses incurred in connection with our reporting obligations with the SEC.

•For marketing our services; and

•For the purchase/lease of equipment and hardware.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pipergy Inc.

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm11

Balance Sheet at December 31, 2020 (Audited)12

Statement of Operations for the Period from January 3, 2020 (Inception)

  To December 31, 2020 (Audited)13

Statement of Stockholders’ Deficit for the Period from January 3, 2020

  (Inception) to December 31, 2020 (Audited)14

Statement of Cash Flows for the Period from January 3, 2020 (Inception)

  To December 31, 2020 (Audited)15

Notes to Financial Statements (Audited)16

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

•The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The table below sets forth the beneficial ownership of our common stock, as of April 15, 2021, by:

•All of our current directors and executive officers, individually; and

•All persons who beneficially own more than 5% of our outstanding common stock.

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

3.1 Articles of Incorporation dated January 3, 2020 incorporated by reference to Form S-1, file #333-240364 filed on August 4, 2020

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

Pipergy, Inc.

/s/ Thomas Mohnen

By: Thohmem

Chief Executive Officer

Interim Chief Financial Officer, Director

Date:  April 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Thomas MohnenApril 16, 2021

Thomas Mohnen

Chief Executive Officer

Interim Chief Financial Officer, Director

/s/ J. Paul Geeding Jr.April 16, 2021

J. Paul Geeding Jr.

Chief Operations Officer, Chairman of the Board

/s/ Alan JosselynApril 16, 2021

Alan Josselyn

President, Director

/s/ Mark BraunApril 16, 2021

Mark Braun

Director